Form 10-K405
period 1996-12-31
DAIMLER BENZ VEHICLE TRUST 1996-A
filed 1997-03-31
CIK 1035967

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K


    [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

         For the Fiscal Year Ended December 31, 1996

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission File No. 333-15571


                      DAIMLER-BENZ VEHICLE TRUST 1996-A
         (Daimler-Benz Vehicle Receivables Corporation - Originator)
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                13-3770955
--------------------------------         --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                     1201 North Market Street, Suite 1406
                          Wilmington, Delaware 19801
    ---------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 302-426-1900
              --------------------------------------------------
                       (Registrant's telephone number)
                            (including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: 5.85% Asset Backed
                                                            Certificates,Class A

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          Yes           X                       No
               ----------------                     ----------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The registrant is a trust and does not have any voting stock outstanding.

                    Exhibit Index is on Page 8 of 11 Pages.

                              Page 1 of  11 Pages

PART I.


Item 1.  Business.
         -----------

         Omitted.


Item 2.  Properties.
         -----------

Daimler-Benz Vehicle Receivables Corporation ("DBVRC") established the Daimler-Benz Vehicle Trust 1996-A (the "Trust") as of November 1, 1996 by selling and assigning to Citibank, N.A., as Trustee (the "Trustee"), property, including a pool of retail installment contracts secured by new and used medium- and heavy-duty trucks and tractors manufactured by Freightliner Corporation ("Freightliner") and used trucks and tractors manufactured by companies other than Freightliner, together with all accessions thereto (collectively, the "Receivables") and, in general, all payments due thereunder on or after November 1, 1996 (the "Cutoff Date"), in exchange for certificates representing fractional undivided interests in the Trust (the "Certificates"). The Certificates consist of two Classes: a) the Class A Certificates evidencing in the aggregate an undivided ownership interest of 92.15% of the Trust, which were sold to the public, and b) the Class B Certificates, evidencing in the aggregate an undivided ownership interest of 7.85% of the Trust, all of which were retained by DBVRC. The Trust does not intend to acquire additional retail installment contracts and, therefore, the Receivables assigned to the Trust will liquidate as the principal amounts of the Receivables are paid down.

Mercedes-Benz Credit Corporation ("MBCC") services the Receivables pursuant to a Pooling and Servicing Agreement dated as of November 1, 1996 (the "Agreement") and is compensated as the servicer. In order to facilitate its servicing functions and minimize administrative burdens and expenses, MBCC, as servicer, retains physical possession of the Receivables and documents relating thereto as custodian for the Trustee.

The rights of the holders of the Class B Certificates to receive distributions with respect to the Receivables are subordinated, to the extent described in the Agreement, to the rights of the holders of the Class A Certificates.

The Receivables were purchased by MBCC from dealers in accordance with MBCC's requirements, under its agreements with the dealers. The Receivables were sold to DBVRC by MBCC pursuant to a Purchase Agreement dated as of November 1, 1996 (the "Purchase Agreement"). The Receivables are serviced by MBCC and evidence the financing made available indirectly by MBCC to the Obligors. The property of the Trust also includes (i) such amounts as from time to time may be held in segregated accounts (including a reserve account) established and maintained pursuant to the Agreement, (ii) security interests in the Financed Vehicles and any accessions thereto, (iii) certain rights of recourse relating to the Receivables against Dealers under the dealer agreements between MBCC and the Dealers, (iv) the right to proceeds of physical damage, credit life and disability insurance policies covering the Financed Vehicles or the Obligors and (v) certain rights of DBVRC under the Purchase Agreement.

                              Page 2 of  11 Pages

The Receivables were purchased by MBCC in the ordinary course of business in accordance with MBCC's underwriting standards, which emphasize the Obligor's ability to pay and creditworthiness, as well as the asset value of the financed vehicle.

The Receivables were selected from MBCC's portfolio by several criteria, including the following: each Receivable (i) was originated in the United States, (ii) has a contractual annual percentage rate of interest ("APR") of at least 6.9% and not more that 21.04%, (iii) had a remaining maturity as of the Cutoff Date of not more than 80 months and an original maturity of not more than 84 months, (iv) was not more than 60 days past due as of the Cutoff Date,
(v) had a remaining balance (net of unearned precomputed finance charges) of not more than $7,380,657.16 and not less than $527.08 as of the Cutoff Date and
(vi) was originated prior to November 1, 1996.

The Receivables are prepayable by the Obligors at any time. Prepayments may also result from liquidations due to default, the receipt of proceeds from physical damage or other insurance, repurchases by the Seller as a result of certain unsecured breaches of the warranties made by it in the Agreement with respect to the Receivables, purchases by the Servicer as a result of certain uncured breaches of the covenants made by it in the Agreement with respect to the Receivables, or the Servicer exercising its option to purchase all of the remaining Receivables. The rate of prepayments on the Receivables may be influenced by a variety of economic, social, and other factors, including the fact that if an Obligor sells or transfers a financed vehicle, the related receivable must be repaid in full.


                              Page 3 of  11 Pages

The following table sets forth the dollar amount of delinquent receivables and information relating to the delinquency rates as of December 31, 1996.


DELINQUENT CONTRACTS
(BY AGING SCHEDULE)   DELINQUENT BALANCE    PERCENT OF REMAINING POOL BALANCE
--------------------  ------------------  --------------------------------------
31-60 Days
Delinquent                  $41,521,492                 5.22%

61-90 Days
Delinquent                  $10,323,684                 1.30%

91 Days or More
Delinquent                  $ 5,176,561                 0.65%

As of December 31, 1996, the pool of Receivables was $796,080,719.18.

Additional information concerning the pool balance, payment of principal and interest, prepayments, the servicing fee, the weighted average maturity and seasoning, the pool factor, the remaining reserve account amount and other information relating to the pool of Receivables may be obtained in the monthly reports provided to Citibank, N.A. by MBCC as Servicer (See Exhibits 20-A and 20-B).


Item 3.    Legal Proceedings.
           ------------------

           There is nothing to report with regard to this item.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

           There is nothing to report with regard to this item.


PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

           At December 31, 1996, there was one registered holder of the Registrant's Class A Certificates ("Certificates"), CEDE & Co., as nominee of The Despository Trust Company ("DTC"). At that date, thirty-nine (39) CEDE participants were registered on the books of DTC as owners of Certificates. There is no organized public market in which the Certificates are traded.


                              Page 4 of  11 Pages

Item 6.    Selected Financial Data.
           ------------------------

           Omitted.

Item 7.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations.
           ----------------------

           Omitted.

Item 8.    Financial Statements and Supplementary Data.
           --------------------------------------------

           Omitted.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure.
           ---------------------

           There is nothing to report with regard to this item.


PART III.

Item 10.   Directors and Executive Officers of the Registrant.
           ---------------------------------------------------

           Omitted.

Item 11.   Executive Compensation.
           -----------------------

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
           ---------------------------------------------------------------

           Omitted.

Item 13.   Certain Relationships and Related Transactions.
           -----------------------------------------------

           Omitted.



                              Page 5 of  11 Pages

PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
           -----------------------------------------------------------------


(a)  The following documents are filed as part of this report:


DESIGNATION   DESCRIPTION
-----------   -----------
Exhibit 3.1   Pooling and Servicing Agreement among Daimler-Benz Vehicle
              Receivables Corporation, Mercedes-Benz Credit Corporation and
              Citibank, N.A. dated as of November 1, 1996.

Exhibit 10.1  Purchase Agreement between Mercedes-Benz Credit Corporation and
              Daimler-Benz Vehicle Receivables Corporation dated as of November
              1, 1996.

Exhibit 10.2  Servicing Guaranty Agreement between Daimler-Benz North America
              Corporation and Citibank, N.A. dated as of November 1, 1996.

Exhibit 20-A Report for the month ended November 30, 1996 provided to Citibank, N.A., as Trustee under Daimler-Benz Vehicle Trust
              1996-A.

Exhibit 20-B Report for the month ended December 31, 1996 provided to Citibank, N.A., as Trustee under Daimler-Benz Vehicle Trust
              1996-A.

Exhibit 20-C  Independent Auditors' Report dated January 24, 1997.

Exhibit 20-D  Annual Officer's Certificate for Daimler-Benz Vehicle Receivables
              Corporation.

(b)  Reports on Form 8-K.

          On March 19, 1997, the Trust filed a report on Form 8-K for the month ended November 30, 1996.

          On March 19, 1997, the Trust filed a report on Form 8-K for the month ended December 31, 1996.


                              Page 6 of  11 Pages

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DAIMLER-BENZ VEHICLE TRUST 1996-A



March   25, 1997                By:    MERCEDES-BENZ CREDIT CORPORATION
                                       --------------------------------
                                       (Servicer)

                                By:    /s/David A. Klanica
                                       -------------------
                                       Name:  David A. Klanica
                                       Title: Director of Accounting Services,
                                              Authorized Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this report and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.


                              Page 7 of  11 Pages

                               INDEX OF EXHIBITS


EXHIBIT NUMBER                         DESCRIPTION                         PAGE
--------------  ---------------------------------------------------------  ----
     3.1        Pooling and Servicing Agreement among Daimler-Benz
                Vehicle Receivables Corporation, Mercedes-Benz Credit
                Corporation and Citibank, N.A. dated as of November 1,
                1996.1

     10.1       Purchase Agreement between Mercedes-Benz Credit
                Corporation and Daimler-Benz Vehicle Receivables
                Corporation dated as of November 1, 1996.1

     10.2       Servicing Guaranty Agreement between Daimler-Benz North
                America Corporation and Citibank, N.A. dated as of November 1, 1996.1

     20-A Report for the month ended November 30, 1996 provided to Citibank, N.A., as Trustee under Daimler-Benz Vehicle
                Trust 1996-A (incorporated by reference to the Current
                Report on Form 8-K dated March 19, 1997).

-------------------
1 Incorporated by reference to Amendment No. 1 to the Trust's Registration Statement on Form S-1 (Registration No. 333-15571) as filed with the Securities and Exchange Commission on November 20, 1996.


                              Page 8 of  11 Pages

EXHIBIT NUMBER                         DESCRIPTION                          PAGE
--------------  ----------------------------------------------------------  ----
     20-B       Report for the month ended December 31, 1996 provided to
                Citibank, N.A., as Trustee under Daimler-Benz Vehicle
                Trust 1996-A (incorporated by reference to the Current
                Report on Form 8-K dated March 19, 1996).

     20-C       Independent Auditors' Report dated January 24, 1997.         10

     20-D       Annual Officer's Certificate for Daimler-Benz Vehicle        11
                Receivables Corporation.


                              Page 9 of  11 Pages